Form 10-Q
period 1995-06-30
BUSINESS DEVELOPMENT CORP OF SOUTH CAROLINA
filed 1995-11-24
CIK 727736

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1995

Commission File No. 12491


BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA
(Exact name of registrant as specified in its charter)

     SOUTH CAROLINA                57-0385775
(State or other jurisdiction of              (I. R. S. Employer
Identification No.)
incorporation or organization)

SUITE 225, ENOREE BUILDING
111 EXECUTIVE CENTER DRIVE
COLUMBIA, SOUTH CAROLINA   29210
(Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:    (803) 798-4064

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       X        No

The number of shares of the registrant's only class of voting stock as of June 30, 1995 was 293,353.
                                  PART I

Item 1.   Financial Statements

          Financial Statements meeting the requirements of Regulations S-X are set forth in the attached report from Brittingham, Dial & Jeffcoat.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

     Loan application activities have fallen off somewhat during the quarter covered by this report. One (1) application and one (1) increase were approved for a total amount of $449,000.00. Two (2) loans were disbursed in the amount of $345,000.00. Several other applications are awaiting additional information before consideration.

                                  PART II

Item 1.   Legal Proceedings

          There were no legal proceedings during the quarter covered by this report.

Item 2.   Changes in Securities

          There were no changes in securities during the quarter covered by this report.

Item 3.   Defaults upon Senior Securities

          There were no defaults upon senior securities during the quarter covered by this report.


Item 4.   Other Information

          There is no additional information to be reported that is not reported in other items of this report.



Item 6.   Exhibits and Reports on Form 8-K

     A.   The following exhibits are furnished in compliance with
          Item 601 of Regulation S-K:

          1.   Amendment to Lease between Koger Office Parks,
               Inc. and the registrant.


     B. No Form 8-K has been filed during the quarter of the period covered by this report.

          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUSINESS DEVELOPMENT CORPORATION
                                   OF SOUTH CAROLINA

Date:  8/8/95
                              Vern F. Amick, President

Date:  8/8/95
                              Louise G. Skinner
                              Assistant Secretary & Assistant Treasurer

                     BUSINESS DEVELOPMENT CORPORATION
                           OF SOUTH CAROLINA

                             COLUMBIA, S.C.

                             JUNE 30, 1995






To the Board of Directors
Business Development Corporation
   of South Carolina
Columbia, S.C.  29221


We have reviewed the accompanying balance sheets of Business Development Corporation of South Carolina as of June 30, 1995, and the related statements of income, retained earnings, and cash flows for the periods ended June 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Business Development Corporation of South Carolina.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 1995 and 1994 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1994, were audited by us and we expressed an unqualified opinion on them in our report dated January 19, 1995, but we have not performed any auditing procedures since that date.

June 28, 1995

                                                             EXHIBIT A

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                                  BALANCE SHEET

                       JUNE 30, 1995 AND DECEMBER 31, 1994



                                                  June 30,  December 31,
                                                   1995        1994
                                     Assets
Cash                                             $    706,907   $    125,820
Loans Receivable                                   21,683,281     22,403,166
   Less: Guaranteed Portion of Loans Sold
15,221,503                  (15,385,897)
   Loans Receivable                                 6,461,778      7,017,269
   Less: Allowance for Doubtful Accounts
(291,629)                      (225,911)
   Total Loans Receivable                           6,170,149      6,791,358
Accrued Interest Receivable                            46,221         45,613
Other Receivables                                         135            698
Prepaid Expenses                                        2,466          2,396
Deferred Income Taxes                                  29,956         29,956
Prepaid Income Taxes                                    8,808            -0-
Furniture and Fixtures                                 65,484         58,639
   Less: Accumulated Depreciation                     (37,515)       (33,208)
   Total Furniture and Fixtures                        27,969         25,431

Total Assets                                        6,992,611      7,021,272

                             Liabilities and Equity

Accounts Payable, Withholdings
   and Accrued Expenses                                15,965         23,974
Due to Participating Lenders                            2,446            -0-
Loan Commitment Fees Due SBA                           49,800        105,192
Accrued Income Taxes                                    -0-           33,839
Notes Payable to Members                            3,157,820      3,157,820
Accrued Interest Payable                              106,917         98,455
Dividends Payable                                       5,708          6,540
Notes Payable - Other                                   2,979          4,604

Total Liabilities                                   3,341,635      3,430,424

Stockholder's Equity
  Capital Stock (Common, Par Value $10 Per
     Share-1,000,000-Authorized; 293,353
     Issued and Outstanding)                        2,868,244      2,868,244
  Capital Surplus                                     298,171        298,171
  Retained Earnings                                   484,561        424,433

Total Stockholder's Equity                          3,650,976      3,590,848

Total Liabilities and Equity                        6,992,611      7,021,272



[FN]
The accompanying notes to financial statements are an integral part of this statement.
See Accountants' Review Report
                                EXHIBIT B

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         STATEMENT OF RETAINED EARNINGS

     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND YEAR ENDED DECEMBER 31, 1994








                                                Six Months
                                                   Ended       Year Ended
                                                  June 30,     December 31,
                                                    1995          1994


Retained Earnings - Beginning                  $    424,433  $  378,363

Net Income - Exhibit C                               60,128     112,625
Transfers to Capital Surplus                          -0-       (66,555)

Retained Earnings - Ending                          484,561     424,433

[FN]
The accompanying notes to financial statements are an integral part of this statement.
See Accountants' Review Report

                                                           EXHIBIT C

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                                INCOME STATEMENT

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994





                                                  Period Ended June 30,
                                                     1995        1994

Investment Income and Expenses
   Interest and Service Charges on Loans       $    463,953  $  317,020
   Less: Interest on Notes Payable
      to Members and Short Term Notes              (144,155)   (128,395)

      Net Interest on Loans                         319,798     188,625
   Interest on Temporary Investments                 15,485      29,731
   Provision for Doubtful Accounts                  (65,500)    (15,001)

Net Investment Income                               269,783     203,355

Other Income
   Miscellaneous Income                               1,039      16,571
   Management Fees                                   22,000       4,200
   Gain on Sales of SBA Guaranteed
      Portion of Loans                               32,454      50,408

Total Other Income                                   55,493      71,179

Total Income                                        325,276     274,534

General and Administrative Expense
   Salaries                                         140,732     112,743
   Insurance                                          4,715       2,534
   Taxes and Licenses                                14,536       9,548
   Office Expense                                    13,093      10,561
   Directors' and Loan Committee Fees                 9,792       8,600
   Travel, Entertainment and Conventions              9,595       9,268
   Telephone                                          3,412       2,362
   Rent                                              10,312      10,025
   Depreciation                                       4,627       3,530
   Professional Services                             11,150      12,797
   Retirement Plan Expense                           11,098       9,828
   Other Interest                                       179         254
   Miscellaneous                                      6,715      11,366

   Total General and Administrative                 239,956     203,416

Income Before Income Taxes                           85,320      71,118

Provision for Income Taxes                           25,192      19,362

Net Income                                           60,128      51,756


[FN]
The accompanying notes to financial statements are an integral part of this statement.
See Accountants' Review Report
                                   EXHIBIT D




               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994





                                                       Period Ended June 30,
                                                           1995        1994

Cash Flows from Operating Activities
   Net Income                                       $     60,128  $   51,756
   Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities
      Depreciation                                         4,627       3,530
      Gain on Sale of Fixed Assets                           (20)      -0-
      (Increase) Decrease in Loans Receivable
         (Net Portion)                                   621,209    (830,380)
      (Increase) Decrease in Accrued
         Interest Receivable                                (608)    (26,566)
      (Increase) Decrease in Other Receivables               563      (5,631)
      (Increase) Decrease in Prepaid Expenses and Taxes      (70)     10,599
      Increase (Decrease) in Accounts Payable             (4,541)    (29,164)
      Increase (Decrease) in Amounts Due
         Particpating Lenders                             (1,022)
      Increase (Decrease) in Loan Commitment Fees        (55,392)     27,377
      Increase (Decrease) in Accrued Interest
         Expense                                           8,462      15,704
      Increase (Decrease) in Accrued Income Taxes        (42,647)      4,620
      Increase (Decrease) in Dividends Payable              (832)      -0-

      Net Cash Provided (Used) By Operating Activities   589,857    (778,155)

Cash Flows From Investing Activities
   Purchase of Fixed Assets                               (7,245)     (2,725)
   Proceeds from Sale of Fixed Assets                        100       -0-

      Net Cash Provided (Used) By Investing Activities    (7,145)     (2,725)

Cash Flows From Financing Activities
   Proceeds from Short Term Borrowing                      -0-     1,250,000
   Repayment of Short-Term Borrowing                       -0-    (1,250,000)
   Repayment of Long-Term Debt                            (1,625)     (1,625)
   Proceeds from Long Term Borrowings                      -0-       414,997
   Net Proceeds from Sale of Stock                         -0-     2,039,942

      Net Cash Provided (Used) By Financing
         Activities                                       (1,625)  2,453,314

      Net Increase (Decrease) in Cash                    581,087   1,672,434

      Cash - Beginning                                   125,820     173,695

      Cash - Ending                                      706,907   1,846,129

\
[FN]
The accompanying notes to financial statements are an integral part of this statement.
See Accountants' Review Report

          BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                              COLUMBIA, S.C.

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1995






Note 1.     Organization
          The corporation was established by the General Assembly of the State of South Carolina to promote business development and to assist new business and industry in the state by making loans or assisting in other business transactions.

          Any financial institution can be a member in the corporation and is obligated as a member to make loan commitments to the corporation. Loans are made by the members based on their commitment in proportion to their capital as it relates to the capital of all members combined who have committed.

Note 2.     Summary of Significant Accounting Policies

       Loans Receivable
          The corporation provides an allowance for doubtful accounts which, in the opinion of management, is adequate to cover possible loan losses. Loans may be partially sold to investors with the corporation retaining the obligation to service the entire debt. The balance of loans receivable of $6,461,778 at June 30, 1995 and $7,017,269 at December 31, 1994 is the
       portion of the obligations retained by Business Development Corporation of South Carolina.

       Furniture and Fixtures
          The corporation carries fixed assets at cost. The straight-line depreciation method is used with useful lives varying from five to ten years.

Note 3.     Income Taxes
          The corporation is exempt from South Carolina income taxes. For federal income tax purposes temporary differences in the basis of assets and liabilities for financial statement and income tax reporting occur. One difference is the use of varying methods and periods to calculate depreciation. Also the provision for doubtful accounts is used for financial statement purposes, whereas the direct charge-off method is used for writing off accounts as they become worthless for income tax purposes.

          The net deferred tax benefits in the accompanying balance sheets include the following at June 30, 1995 and December 31, 1994:


                Excess of Tax over Financial
               Accounting Depreciation                  $   (5,299)
                Excess of Allowance for Doubtful
               Accounts for Financial
                  Accounting over Tax                       35,255

                                                            29,956

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995






Note 4.     Notes Payable
          The corporation has a long term line of credit available from its members in the amount of $7,036,340. It has one loan call outstanding against this line. Terms of the loan require interest payable semiannually at the prime rate plus 1/4 percent. A ten percent principal reduction is required on August 15 of each year. The balance outstanding at June 30, 1995 and December 31, 1994, was $3,157,820.

          The corporation also has short term lines of credit in the amount of $1,250,000, which it utilizes to cover short term financing needs. Interest is due semiannually at the prime rate plus 1/4 percent. At June 30, 1995 and December 31, 1994, there were no balances outstanding.

          The corporation acquired data processing equipment which was financed through a bank. The payments are $270.83 per month principal plus interest at the rate of price plus 1%. Book value of the equipment at June 30, 1995 and December 31, 1994 was $4,857 and $6,245, respectively.

          At June 30, 1995, the prime rate was 9.0%.

          The following is a schedule by years for maturities of long term debt:

                    Period Ended
                       June 30,

                        1996                      $  402,978
                        1997                         400,000
                        1998                         400,000
                        1999                         400,000
                        2000 and later             1,557,821
                        Total                      3,160,799

Note 5.     Dividends Payable
          Dividends payable consist of dividends declared in prior years which have not been presented for payment. No dividends have been declared in the periods included in these statements.

Note 6.     Capital Surplus
          The legislation which established Business Development
       Corporation of South Carolina requires that at least ten percent of annual earnings be transferred to capital surplus annually up to a maximum of one-half of the paid-in capital.

          In 1987 the executive committee adopted a policy of maintaining surplus equal to the sum of ten percent of cumulative net earnings plus 100% of all known potential loan losses.

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995






Note 6. Capital Surplus (cont'd)

          Changes in Capital Surplus is summarized below:


                Balance - January 1, 1994                     $231,616

                Transfer from Retained Earnings - 1994          66,555

                Balance - December 31, 1994 and
                    June 30, 1995                              298,171

Note 7.     Retirement Plan
          The corporation provides retirement benefits for all of its eligible employees through a Simplified Employee Pension
       (SEP) equal to ten percent of compensation. Under such a plan, there is no requirement for future contributions from the corporation, or for funding past service costs.

Note 8.     Operating Leases
          The corporation leases its building space and an automobile, both of which are accounted for as operating leases. These leases expire in 1995. Payments through June 30, 1995 for leased property totalled $13,258.

Note 9.     Cash Flow Information
          The corporation considers all short term investments with an original maturity of three months or less to be cash equivalents.

          Interest and income taxes paid were as follows:

                                             Period Ended June 30,
                                                  1995        1994

       Interest Paid                           $  135,872  $ 112,945
       Income Taxes Paid                           67,839      9,500

Note 10. Stockholder's Equity
          In 1994, the company completed an offering of 217,500 shares of common stock which generated net proceeds of $2,114,942 after deduction of issuance costs. The net proceeds were used primarily to provide additional loans to customers.

Note 11.    Related Party Transactions
          During 1994, the company assisted in the formation of a non-profit organization known as Certified Development Corporation of South Carolina (CDCSC). This new organization will assist in making loans through Small Business Administration loan programs. For the period ended June 30, 1995 and 1994, CDCSC paid Business Development Corporation $22,000 and $4,200, respectively, for management fees, office space, etc. Officers of both organizations are substantially the same.

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995






Note 12.    Financial Instruments
          (A) Balance Sheet Financial Instruments
                 The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for loans receivable and long-term debt approximates fair value because the underlying instruments are variable rate notes that fluctuate with the prime rate.
          (B) Concentration of Credit Risk
                 Financial instruments which potentially subject the Company to concentrations of credit risk consist of loans receivable. All loans are made to borrowers located in the State of South Carolina. Loans are generally secured by assets, personal guarantees and are generally partially guaranteed by the Small Business Administration.

April 18, 1995

Mr. Vern Amick
Business Development Corporation of SC
111 Executive Center Drive
Columbia, SC  29210

CERTIFIED LETTER

Dear Mr. Amick:

The lease for this office at the Columbia Koger Office Park provides for the rental to be adjusted annually in proportion to the increase in the U. S. Consumer Price Index. The following calculations were used to compute this increase.

Mar 1995    147.8     June 1992        140.2      1.0542
Mo & Yr.    CPI       Base Mo. & Yr.   CPI        Equals

1.0542  x   12.55           = 13.23
           Base Rent/SF     Adj. S. F. Rate

13.23            x     1590         /  12  = $ 1,752.97
Adj. S. F. Rate      S. F. Leased            Adjusted Monthly Rental


Effective June 1, 1995 your monthly rental will be $ 1,752.97.

We have enjoyed our association over the past and pledge our continued efforts to provide quality services. If you have any questions, please contact me anytime.

Sincerely,

L. Harvin Bullock
General Manager