Form 10-Q
period 1995-09-30
BUSINESS DEVELOPMENT CORP OF SOUTH CAROLINA
filed 1995-11-24
CIK 727736

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20549

           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1995

Commission File No. 12491


BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA                           57-0385775
(State or other jurisdiction          (IRS Employer Identification #)
of incorporation or organization)

SUITE 225, ENOREE BUILDING
111 EXECUTIVE CENTER DRIVE
COLUMBIA, SOUTH CAROLINA 29210
(Address of principal executive office and Zip Code)

Registrant's telephone number, including area code:    (803)  798-4064

Indicate by check whether the registrant has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

   YES  XX          NO

The number of shares of the registrants only class of voting stock as of September 30, 1995 was 293,353.

                                PART I

Item 1.  Financial Statements

         Financial Statements meeting the requirements of Regulations S-X are set forth in the attached report from Brittingham, Dial and Jeffcoat.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Loan application activities have increased somewhat during the quarter covered by this report. Four (4) applications were approved for a total of $1,800,000. Nine (9) loans have been disbursed for a total of $5,145,895.




                               PART II

Item 1.  Legal Proceedings

         There were no legal proceedings during the quarter covered by this report.


Item 2.  Changes in Securities

         There were no changes in Securities during the quarter covered by this report.


Item 3.  Defaults upon Senior Securities

         There wre no defaults upon Senior Securities during the quarter covered by this report.

Item 5.  Exhibits and Reports on Form 8-K

     A. No Form 8-K has been filed during the quarter of the period covered by this report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BUSINESS DEVELOPMENT CORPORATION
                                 OF SOUTH CAROLINA

                         Vern F. Amick, President

                         Louise G. Skinner, Asst. Secretary & Asst. Treasurer

To the Board of Directors
Business Development Corporation
   of South Carolina
Columbia, S.C.  29221


We have reviewed the accompanying balance sheets of Business Development Corporation of South Carolina as of September 30, 1995, and the related statements of income, retained earnings, and cash flows for the periods ended September 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Business Development Corporation of South Carolina.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 31, 1995 and 1994 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1994, were audited by us and we expressed an unqualified opinion on them in our report dated January 19, 1995, but we have not performed any auditing procedures since that date.

October 23, 1995

                                                             EXHIBIT A

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                                  BALANCE SHEET

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                                 September 30,  December 31,
                                                     1995         1994
                                     Assets
Cash                                             $     39,098  $    125,820
Loans Receivable                                   26,741,731     22,403,166
   Less: Guaranteed Portion of Loans Sold         (19,376,743)   (15,385,897)
   Loans Receivable                                 7,364,988      7,017,269
   Less: Allowance for Doubtful Accounts             (324,629)      (225,911)
   Total Loans Receivable                           7,040,359      6,791,358
Accrued Interest Receivable                            45,295         45,613
Other Receivables                                         135            698
Prepaid Expenses                                        3,660          2,396
Deferred Income Taxes                                  29,956         29,956
Furniture and Fixtures                                 65,484         58,639
   Less: Accumulated Depreciation                     (39,509)       (33,208)
   Total Furniture and Fixtures                        25,975         25,431

Total Assets                                        7,184,478      7,021,272

                             Liabilities and Equity

Accounts Payable, Withholdings
   and Accrued Expenses                                22,720     23,974
Due to Participating Lenders                            2,026      -0-
Loan Commitment Fees Due SBA                           58,008    105,192
Accrued Income Taxes                                   21,213     33,839
Notes Payable to Members                            2,763,236  3,157,820
Notes Payable - Short Term                            540,000
Accrued Interest Payable                               34,067     98,455
Dividends Payable                                       5,708      6,540
Notes Payable - Long Term                               2,167      4,604

Total Liabilities                                   3,449,145  3,430,424

Stockholder's Equity
  Capital Stock (Common, Par Value $10 Per
     Share-Authorized, Issued and
     Outstanding 75,853 Shares)                     2,868,244  2,868,244
  Capital Surplus                                     298,171    298,171
  Retained Earnings                                   568,918    424,433

Total Stockholder's Equity                           3,735,333 3,590,848

Total Liabilities and Equity                         7,184,478 7,021,272

The accompanying notes to financial statements are an integral part of this statement. See Accountants' Review Report


 EXHIBIT B

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         STATEMENT OF RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND YEAR ENDED DECEMBER 31, 1994


                                              Nine Months
                                                Ended       Year Ended
                                             September 30,  December 31,
                                                  1995          1994
Retained Earnings - Beginning                  $ 424,433  $    378,363

Net Income - Exhibit C                           144,485       112,625
Transfers to Capital Surplus                       -0-         (66,555)

Retained Earnings - Ending                       568,918       424,433

The accompanying notes to financial statements are an integral part of this statement.

See Accountants' Review Report

                                                           EXHIBIT C

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                                INCOME STATEMENT

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                 Period Ended September 30,
                                                    1995          1994
Investment Income and Expenses
   Interest on Loans                           $    548,316$    424,723
   Less: Interest on Notes Payable
      to Members and Short Term Notes              (221,366)   (203,487)

      Net Interest on Loans                         326,950     221,236
   Interest on Temporary Investments                 23,612      36,941
   Provision for Doubtful Accounts                  (95,547)    (40,001)

Net Investment Income                               255,015     218,176

Other Income
   Miscellaneous Income                               5,912      19,591
   Gain on Sale of Fixed Assets                          20       -0-
   Management Fees                                   38,500      10,500
   Service Fees                                     148,393      89,058
   Gain (Loss) on Sales of SBA Guaranteed
      Portion of Loans                              111,150      96,484

Total Other Income                                  303,975     215,633

Total Income                                        558,990     433,809

General and Administrative Expense
   Salaries                                         203,220     160,704
   Insurance                                          7,356       5,240
   Taxes and Licenses                                19,484      13,805
   Office Expense                                    15,069      11,926
   Directors' and Loan Committee Fees                12,742      11,600
   Travel, Entertainment and Conventions             13,031      13,487
   Telephone                                          4,869       3,914
   Rent                                              15,571      15,161
   Depreciation                                       6,621       5,637
   Professional Services                             19,097      16,378
   Retirement Plan Expense                           15,624      13,077
   Other Interest                                       238         375
   Miscellaneous                                      9,370      14,535

   Total General and Administrative                 342,292     295,839

Income Before Income Taxes                          216,698     147,970

Provision for Income Taxes                           72,213      45,146

Net Income                                          144,485     102,824

The accompanying notes to financial statements are an integral part of this statement.
See Accountants' Review Report

EXHIBIT D

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994




                                                    Period Ended September 30,
Cash Flows from Operating Activities                       1995        1994
   Net Income                                        $   144,485 $    102,824
   Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities
      Depreciation                                         6,621        5,637
      Recovery of Bad Debts                                            15,221
      Gain on Sale of Fixed Assets                           (20)      -0-
      (Increase) Decrease in Loans Receivable
         (Net Portion)                                  (249,001)  (2,101,225)
      (Increase) Decrease in Accrued
         Interest Receivable                                  318     (25,438)
      (Increase) Decrease in Other Receivables                563       4,645
      (Increase) Decrease in Prepaid Expenses and Taxes    (1,264)      5,924
      Increase (Decrease) in Accounts Payable               2,214     (18,618)
         to Participating Lenders                          (1,442)      -0-
      Increase (Decrease) in Loan Commitment Fees         (47,184)    (19,277)
      Increase (Decrease) in Accrued Interest
         Expense                                          (64,388)    (41,808)
      Increase (Decrease) in Accrued Income Taxes         (12,626)     26,146
      Increase (Decrease) in Dividends Payable               (832)      -0-

      Net Cash Provided (Used) By Operating Activities   (222,556) (2,045,969)

Cash Flows From Investing Activities
   Purchase of Fixed Assets                                (7,245)     (9,297)
   Proceeds from Sale of Fixed Assets                         100       -0-

      Net Cash Provided (Used) By Investing Activities     (7,145)     (9,297)

Cash Flows From Financing Activities
   Proceeds from Long Term Borrowing                        -0-       414,999
   Net Proceeds from Sale of Stock                          -0-     2,039,942
   Proceeds from Short Term Borrowing                   1,240,000   1,515,000
   Repayment of Short Term Borrowing                     (700,000) (1,255,000)
   Repayment of Long Term Debt                           (397,021)   (395,869)

      Net Cash Provided (Used) By Financing
         Activities                                       142,979   2,324,072

      Net Increase (Decrease) in Cash                     (86,722)    268,806

      Cash - Beginning                                    125,820     173,695

      Cash - Ending                                        39,098     442,501

The accompanying notes to financial statements are an integral part of this statement.
See Accountants' Review Report

           BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                              COLUMBIA, S.C.

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995






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

Note 2.     Summary of Significant Accounting Policies

       Loans Receivable
          The corporation provides an allowance for doubtful accounts which, in the opinion of management, is adequate to cover possible loan losses. Loans may be partially sold to investors with the corporation retaining the obligation to service the entire debt. The balance of loans receivable of $7,364,988 at September 30, 1995 and $7,017,269 at December 31, 1994 is the portion of the obligations retained by Business Development Corporation of South Carolina.

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

          The net deferred tax benefits in the accompanying balance sheets include the following at September 30, 1995 and December 31, 1994:


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

                                                            29,956

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995






Note 4.     Notes Payable
          The corporation has a long term line of credit available from its members in the amount of $7,036,340. It has one loan call outstanding against this line. Terms of the loan require interest payable semiannually at the prime rate plus 1/4 percent. A ten percent principal reduction is required on August 15 of each year. The balance outstanding at September 30, 1995 and December 31, 1994, was $2,763,236 and $3,157,820.

          The corporation also has short term lines of credit in the amount of $1,250,000, which it utilizes to cover short term financing needs. Interest is due semiannually at the prime rate plus 1/4 percent. At September 30, 1995 and December 31, 1994, $540,000 and $-0- was
       outstanding, respectively.

          The corporation acquired data processing equipment which was financed through a bank. The payments are $270.83 per month principal plus interest at the rate of price plus 1%. Book value of the equipment at September 30, 1995 and December 31, 1994 was $4,163 and $6,245,
       respectively.

          At September 30, 1995, the prime rate was 8.75%.

          The following is a schedule by years for maturities of long term debt:

                    Period Ended
                    September 30,

                        1996                      $  396,751
                        1997                         394,584
                        1998                         394,584
                        1999                         394,584
                        2000 and later             1,184,900
                        Total                      2,765,403

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

               BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995






Note 6. Capital Surplus (cont'd)

          Changes in Capital Surplus is summarized below:


                Balance - January 1, 1994                     $ 231,616

                Transfer from Retained Earnings - 1994           66,555

                Balance - December 31, 1994 and
                    September 30, 1995                          298,171

Note 7.     Retirement Plan
          The corporation provides retirement benefits for all of its eligible employees through a Simplified Employee Pension (SEP) equal to ten per-cent of compensation. Under such a plan, there is no requirement for future contributions from the corporation, or for funding past service costs.

Note 8.     Operating Leases
          The corporation leases its building space and an automobile, both of which are accounted for as operating leases. These leases expire in 1995. Payments through September 30, 1995 for leased property totalled $19,720.

Note 9.     Cash Flow Information
          The corporation considers all short term investments with an original maturity of three months or less to be cash equivalents.

          Interest and income taxes paid were as follows:

                                             Period Ended September 30,
                                                  1995        1994
       Interest Paid                           $  285,992  $  246,030
       Income Taxes Paid                           84,839      23,257

Note 10.    Stockholder's Equity
          In 1994, the company completed an offering of 217,500 shares of common stock which generated net proceeds of $2,114,942 after deduction of issuance costs. The net proceeds were used primarily to provide additional loans to customers.

Note 11.    Related Party Transactions
      During 1994, the company assisted in the formation of a non-profit organization known as Certified Development Corporation of South Carolina
  (CDCSC).  This new organization will assist in making loans through Small
   Business Administration loan programs. For the period ended September 30, 1995 and 1994, CDCSC paid Business Development Corporation $38,500 and $4,200, respectively, for management fees, office space, etc. Officers of both organizations are substantially the same.

           BUSINESS DEVELOPMENT CORPORATION OF SOUTH CAROLINA

                                 COLUMBIA, S.C.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995






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